Form 10-K
period 2007-12-31
CORPORATE BOND BACKED CERT TR SER 1998-ADM 1
filed 2008-03-28
CIK 1059377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ----

                                    FORM 10-K



(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                      Commission File Number:     001-31975

                               filed on behalf of:

           Corporate Bond-Backed Certificates, Series 1998-ADM-1 Trust
   --------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                                       by:
                             Lehman ABS Corporation
   --------------------------------------------------------------------------
              (Exact Name of Depositor as Specified in Its Charter)

             Delaware                                   13-3447441
------------------------------------       ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  745 Seventh Avenue, New York, New York                  10019
 ----------------------------------------           -----------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                Name of Each Exchange on
-------------------                                ------------------------
                                                        Which Registered
                                                        ----------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]
Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     The registrant has no voting stock or class of common stock that is held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders, filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which include the reports filed on Form 8-K listed in Item 15(a) hereto are incorporated by reference into part IV of this Annual Report.

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

Item 9A(T). Controls and Procedures.
         Not Applicable.

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

Item 14. Principal Accountant Fees and Services.
         Not Applicable

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.
          (a)  The following documents have been filed as part of this report.

               1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

--------------------------------------- ---------------------- ---------------
         Trust Description                 Distribution Date      Filed on
--------------------------------------- ---------------------- ---------------
Corporate Bond-Backed Certificates,          06/15/2007          06/27/2007
Series 1998-ADM-1 Trust                      12/15/2007          12/19/2007
--------------------------------------- ---------------------- ---------------


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

          (b)  See Item 15(a) above.

          (c)  Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated: March 26, 2008             By: /s/ Scott Barek
                                     ----------------------------------
                                  Name:   Scott Barek
                                  Title:  Senior Vice President


                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------------
    Reference                   Description of Exhibits                  Exhibit Number
   Number per                                                           in this Form 10-K
   Item 601 of
  Regulation SK
-------------------------------------------------------------------------------------------
     (31.1)      Certification by Senior Vice President of the                31.1
                 Registrant pursuant to 15 U.S.C. Section 7241, as
                 adopted pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.
-------------------------------------------------------------------------------------------
     (31.2)      Annual Compliance Report by Trustee pursuant to 15
                 U.S.C. Section 7241, as adopted pursuant to Section          31.2
                 302 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------
